Form 10-K
period 2005-12-31
MERRILL LYNCH MORTGAGE INVESTORS, INC. SURF ASSET-BACKED CERTIFICATES SERIES 2005-AB1
filed 2006-03-30
CIK 1327109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934  for the  fiscal year ended December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                          Commission File Number 333-121605-09

                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3416059
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

250 Vesey Street
4 World Financial Center 28th Floor
New York, New York                                              10080
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code : (212) 449-0357

              Specialty Underwriting and Residential Finance Trust
            Mortgage Loan Asset-Backed Certificates, Series 2005-AB1 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most
recently completed second fiscal quarter.    Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 32 based on records provided by DTC.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

          Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

         Servicer's Annual Statement as to Compliance, filed as Exhibit 99.2 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MERRILL LYNCH MORTGAGE INVESTORS TRUST
                        Mortgage Loan Asset-Backed Certificates,
                        Series 2005-AB1
                        (Registrant)

                Signed: Wilshire Credit Corp as Servicer

                    By: /s/ Jay H. Memmott, Chairman, President and CEO
                        -----------------------------------------------
                    By: Jay H. Memmott, Chairman, President and CEO
                  Date: March 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 31.1       Rule 13a-14(a)/15d-14(a) Certification

 99.1 Annual Independent Accountants' Servicing Report with Management Assertion

            Wilshire Credit Corporation, as Servicer

 99.2       Annual Servicer's Statement as to Compliance

            Wilshire Credit Corporation, as Servicer

                                  EXHIBIT 31.1
                  Annual Rule 13a-14(a)/15d-14(a) Certification


     I, Jay H. Memmott, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Specialty Underwriting and Residential Finance Trust Mortgage Loan Asset-Backed Certificates, Series 2005-AB1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by JPMorgan Chase Bank, N.A.,as Trustee.

                        MERRILL LYNCH MORTGAGE INVESTORS TRUST
                        Mortgage Loan Asset-Backed Certificates,
                        Series 2005-AB1
                        (Registrant)

                Signed: Wilshire Credit Corp as Servicer

                    By: /s/ Jay H. Memmott, Chairman, President and CEO
                        -----------------------------------------------
                    By: Jay H. Memmott, Chairman, President and CEO
                  Date: March 29, 2006

                                  EXHIBIT 99.1
               Annual Independent Accountants' Servicing Report
                            with Management Assertion
                               ------------------

                                                Deloitte & Touche LLP
                                                Suite 3900
                                                111 SW Fifth Avenue
                                                Portland, OR  97204-3642
                                                USA
                                                Tel: +1 503 222 1341
                                                Fax: +1 503 224 2172
                                                www.deloitte.com



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilshire Credit Corporation:

We have examined management's assertion that Wilshire Credit Corporation, a wholly owned subsidiary of Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY (the "Company"), has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion on Minimum Servicing Standards dated February 27, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.


By:  /s/ Deloitte & Touche LLP
     -------------------------
     February 27, 2006

                                                                       Wilshire

                            MANAGEMENT'S ASSERTION ON
                           MINIMUM SERVICING STANDARDS


As of and for the year ended December 31, 2005, Wilshire Credit Corporation (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $265,000,000 and an errors and omission policy in the amount of $25,000,000.


By:  /s/ Jay Memmott
    -------------------------------------------------
    Jay Memmott, President and Chief Executive Officer
    Wilshire Credit Corporation
    Feb 27, 2006

By:  /s/ Russell Campbell
    -------------------------------------------------
    Russell Campbell, Chief Investment Officer
    Wilshire Credit Corporation
    Feb 27, 2006

By:  /s/ Ken Frye
    -------------------------------------------------
    Ken Frye, Senior Vice President
    Wilshire Credit Corporation
    Feb 27, 2006

                                                                     APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  Be mathematically accurate

      .  Be prepared within forty-five (45) calendar days after the cutoff date

      . Be reviewed and approved by someone other than the person who prepared the reconciliation

      . Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

                                  EXHIBIT 99.2
                   Annual Servicer's Statement as to Compliance
                               ------------------

                                      WILSHIRE CREDIT CORPORATION

                                      Payments
                                      P.O. Box 30040, Los Angeles, CA 90030-0040
                                      or P.O. Box 650314, Dallas, TX 75265-0314
                                      Correspondence
                                      P.O. Box 8517, Portland, OR 97207-8517
                                      Phone
                                      (503) 952-7947
                                      (888) 502-0100
                                      Fax
                                      (503) 952-7476
                                      Web Site
                                      www.wfsg.com

March 10, 2006

JPMorgan Chase Bank, N.A.
600 Travis Street, 9th Floor
Houston, TX  77002-3009
Attn: Josie Jimenez

Merrill Lynch Mortgage Investors, Inc.
250 Vesey Street
4 World Financial Center
10th Floor
New York, NY  10080
Attn: Asset-Backed Finance

Re:  Pooling and Servicing Agreements as Described on Exhibit A.

                    Annual Servicing Officer's Certification

I, Jay H. Memmott, certify to the Trustee and to the Depositor and their officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

I. A review of the activities of the Servicer during the preceding calendar year and of its performance under the referenced Servicing Agreement has been made under my Supervision; and

II. To the best of my knowledge, based on the review, the Servicer has materially fulfilled all of its obligations under the Servicing Agreements throughout the year except as disclosed in writing on or prior to the date of this certification either in the accountants' report required under the related Agreements or in disclosure a copy of which is attached hereto.

Wilshire Credit Corporation, as Servicer

Certified by:

By: /s/ Jay H. Memmott
--------------------------------------
Name:  Jay H. Memmott
Title: Chairman, President, & CEO

                           JPMORGAN CHASE BANK - SURF
                                   EXHIBIT A

Pool   Description         Verbiage

1400   MLMI SURF 2005-AB1  Pooling and Servicing  Agreement  dated as of
                           May 1, 2005,  between Merrill Lynch Mortgage
                           Investors, Inc., Depositor, Wilshire Credit
                           Corporation, Servicer, and JPMorgan Chase Bank,
                           National Association, Trustee for the Specialty
                           Underwriting and Residential Finance Trust Series
                           2005-AB1

1401   MLMI SURF 2005-BC2  Pooling and Servicing  Agreement  dated as of
                           May 1, 2005,  between Merrill Lynch Mortgage
                           Investors, Inc., Depositor, Wilshire Credit
                           Corporation, Servicer, and JPMorgan Chase Bank,
                           National Association, Trustee for the Specialty
                           Underwriting and Residential Finance Trust Series
                           2005-BC2

1402   MLMI SURF 2005-BC3  Pooling and Servicing  Agreement  dated as of
                           September 1, 2005,  between Merrill Lynch Mortgage
                           Investors, Inc., Depositor, Wilshire Credit
                           Corporation, Servicer, and JPMorgan Chase Bank,
                           National Association, Trustee for the Specialty
                           Underwriting and Residential Finance Trust Series
                           2005-BC3

1403   MLMI SURF 2005-AB2  Pooling and Servicing  Agreement  dated as of
                           September 1, 2005,  between Merrill Lynch Mortgage
                           Investors, Inc., Depositor, Wilshire Credit
                           Corporation, Servicer, and JPMorgan Chase Bank,
                           National Association, Trustee for the Specialty
                           Underwriting and Residential Finance Trust Series
                           2005-AB2

1404   MLMI SURF 2005-BC4  Pooling and Servicing  Agreement  dated as of
                           December 1, 2005,  between Merrill Lynch Mortgage
                           Investors, Inc., Depositor, Wilshire Credit
                           Corporation, Servicer, and JPMorgan Chase Bank,
                           National Association, Trustee for the Specialty
                           Underwriting and Residential Finance Trust Series
                           2005-BC4

1405   MLMI SURF 2005-AB3  Pooling and Servicing  Agreement  dated as of
                           December 1, 2005,  between Merrill Lynch Mortgage
                           Investors, Inc., Depositor, Wilshire Credit
                           Corporation, Servicer, and JPMorgan Chase Bank,
                           National Association, Trustee for the Specialty
                           Underwriting and Residential Finance Trust Series
                           2005-AB3